Form 10-Q
period 1995-03-31
VENTURA ENTERTAINMENT GROUP LTD
filed 1995-05-16
CIK 828217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                            ------------------------

      For Quarter Ended March 31, 1995         Commission File No. 0-17349

                        VENTURA ENTERTAINMENT GROUP LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                                  95-4165135
             -----------------------------------------------------------------------------------
             (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                   Identification No.)

           11466 San Vicente Boulevard, Los Angeles, California 90049
           ----------------------------------------------------------
           (Address of principal executive offices)         (Zip code)

       Registrant's telephone number, including area code: (310) 820-0607

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                                  ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock -- May 8, 1995                                            9,917,501
Class C Warrants -- May 8, 1995                                          699,957
Class D Warrants -- May 8, 1995                                          699,957

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                           March 31,     December 31,
                                                             1995            1994
                                                          -----------    ------------
                                                          (Unaudited)

Current Assets:
     Cash                                                 $   812,393     $ 3,439,459
     Accounts and Notes Receivable                          2,674,615       1,369,786
     Expenditures billable to clients                         773,517         780,008
     Advances to employees                                     75,985          94,178
     Prepaid expenses and other                               327,037         327,174
                                                          -----------     -----------
          Total current assets                              4,663,547       6,010,605
Television advertising time                                   471,605         474,705
Property and equipment, at cost, less
  accumulated depreciation                                    561,150         391,722
Cost of broadcast acquisitions in process                   1,387,791         497,403
Deferred financing costs, net of amortization                  38,500         741,884
Other assets, net                                             875,805         224,848
Goodwill, net of amortization                               6,729,221       5,989,877
                                                          -----------     -----------
          Total Assets                                    $14,727,619     $14,331,044
                                                          -----------     -----------
                                                          -----------     -----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                $ 2,740,419     $ 2,113,520
     Notes payable                                          1,422,923         935,000
     Current portion of long-term debt                        213,207         212,690
     Advances from clients                                  1,537,414       1,311,092
     Deferred revenues                                      2,789,946       2,440,013
                                                          -----------     -----------
          Total current liabilities                         8,703,909       7,012,315

Long-term debt                                              1,759,486       1,792,688
Unamortized portion of rent abatement                         404,770         403,666
Redeemable preferred stock of subsidiary                      950,000         950,000
Convertible debentures due 2001                                     0       2,750,000
Minority interest                                            (114,308)        (17,862)

Shareholders' Equity:
     Preferred stock, Series B                                      0               1
     Common stock                                               9,917           7,708
     Additional paid-in capital                             6,111,028       3,881,957
     Accumulated deficit since July 25, 1994               (3,097,183)     (2,449,429)
                                                          -----------     -----------
          Total shareholders' equity                        3,023,762       1,440,237
                                                          -----------     -----------
          Total Liabilities and Shareholders' Equity      $14,727,619     $14,331,044
                                                          -----------     -----------
                                                          -----------     -----------

            See Notes to Condensed Consolidated Financial Statements

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months ended March 31
                                                          ----------------------------------
                                                             1995                   1994
                                                          ----------             -----------

Revenues                                                  $4,540,542             $   630,564
Operating expenses                                         5,162,570               1,209,041
                                                          ----------             -----------
Operating (loss)                                            (622,028)               (578,477)
Other income (expense):
Interest expense, net                                        (42,753)                (43,335)
Loss on return of television advertising
  time                                                                               (75,000)
Minority/Interest in losses
  of subsidiaries                                             96,446
Amortization of Goodwill                                     (79,419)
                                                          ----------             -----------
                                                             (25,726)               (118,335)
                                                          ----------             -----------
(Loss) from continuing operations                           (647,754)               (696,812)
(Loss) from discontinued operations                                0                (291,190)
                                                          ----------             -----------
Net (loss)                                                  (647,754)               (988,002)
                                                          ----------             -----------
Dividend requirement of
  Preferred Stock                                             (8,000)                (66,000)
                                                          ----------             -----------
Net (loss) applicable to common
  shareholders                                              (655,754)            $(1,054,002)
                                                          ----------             -----------
                                                          ----------             -----------
Net (loss) per share                                            (.08)            $      (.46)
                                                          ----------             -----------
                                                          ----------             -----------
Weighted average number of
  shares outstanding                                       8,461,499               2,278,750*
                                                          ----------             -----------
                                                          ----------             -----------

            *Restated to reflect the July 25, 1994 Recapitalization See Notes to Condensed Consolidated Financial Statements

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
           Condensed Consolidated Statements of Shareholders' Equity

                                                                  Three Months Ended March 31, 1995
                                                   ----------------------------------------------------------------
                                                                             (Unaudited)
                                                                          Additional     Accumulated
                                                   Preferred    Common     Paid-in      Deficit since
                                                     Stock      Stock      Capital      July 25, 1994       Net
                                                   ---------    ------    ----------    -------------    ----------

Balance, December 31, 1994......................      $ 1       $7,708    $3,881,957      $(2,449,429)   $1,440,237
Convertible Debentures due 2001.................                 1,290     2,035,989                      2,037,279
Conversion of Series B Preferred Stock..........       (1)         769          (768)
Issuance of Shares for Acquisitions.............                   115       149,885                        150,000
Issuance of Shares for Service..................                    35        43,965                         44,000
Net (loss)......................................                                             (647,754)     (647,754)
                                                      ---       ------    ----------    -------------    ----------
Balance March 31, 1995..........................        0       $9,917    $6,111,028      $(3,097,183)   $3,023,762
                                                      ---       ------    ----------    -------------    ----------
                                                      ---       ------    ----------    -------------    ----------

See Notes to Condensed Consolidated Financial Statements.

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Three months ended March 31
                                                          -------------------------------
                                                             1995                 1994
                                                          -----------           ---------
Cash flows from operating activities:
     Net (loss)                                           $  (647,754)          $(988,002)
Adjustments to reconcile net loss to cash
(used) by operating activities:
     Depreciation and amortization                            121,022              63,550
     Discontinued Operations                                        0             193,038
     Loss on return on television advertising time                  0              75,000
     Minority interest in loss of subsidiaries                (96,446)                  0
     Rent abatement                                             1,104                   0

Changes in assets and liabilities:
     Accounts receivable                                   (1,199,506)           (111,000)
     Expenditures billable to clients                           6,491                   0
     Prepaid expenses                                          15,880              (7,939)
     Accounts payable and accrued expenses                    586,092             (20,268)
     Advances from clients                                    226,322                   0
     Deferred revenues                                        340,058              66,250
                                                          -----------           ---------

Net cash (used) by operating activities                      (646,737)           (713,493)
                                                          -----------           ---------

Cash flows used in investing activities:
     Purchase of plant and equipment                         (164,050)           (129,880)
     Cash received in acquisition                              28,921
     Costs of broadcast acquisition in process               (890,388)
     Other assets                                            (620,794)
     Cash paid out in acquisition                            (300,000)
                                                          -----------           ---------
Net cash used in investing activities                      (1,946,311)           (129,880)
                                                                                ---------
Cash flows used in financing activities:
     Proceeds from borrowing                                                      410,282
     Payment on notes payable                                  (1,333)
     Payment on long term debt                                (32,685)
                                                          -----------           ---------
Net cash used in financing activities                         (34,018)            410,282
                                                          -----------           ---------
Net increase (decrease) in cash                            (2,627,066)            433,091
Cash at beginning of period                                 3,439,459             514,872
                                                          -----------           ---------
Cash at end of period                                     $   812,393           $  81,781
                                                          -----------           ---------
                                                          -----------           ---------

See Notes to Condensed Consolidated Financial Statements.

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                              March 31, 1995

(1) Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The information contained in this Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 1994, filed as part of the Company's Annual Report on Form 10-K.

(2) Acquisitions

During the quarter the Company issued 115,117 shares of its common stock, paid $100,000 in cash and assumed $400,000 in debt in conjunction with the acquisition of two privately held companies in an effort to expand its management and business base in motor sports and media consulting. These acquisitions have been treated as purchases and operations for the quarter ended March 31, include the activity of each for the period since the respective acquisition.

The Company also completed due diligence and negotiated acquisition agreements to acquire two additional privately held companies for a combination of the issuance of 100,000 shares of common stock and the assumption of approximately $1,800,000 in debt. These acquisitions are expected to be completed within 30 days and are expected to complete the Company's base business expansion plans for 1995.

The Company's 80% owned subsidiary, Soundview Media, completed the purchase of WHOA-TV, the ABC affiliate in Montgomery, Alabama, on April 11, 1995. Soundview also received FCC approval to acquire WTWG-TV, the NBC affiliate in Tallahassee, Florida. The closing is scheduled for August 8, 1995. The Company has no assurance it will be able to obtain the necessary financing to complete this transaction.

In November, 1994, the Company signed a letter of intent to acquire all of the issued and outstanding shares of American Communications and Television
Corporation (ACTV) subject to the execution of a definitive acquisition agreement. ACTV is the owner of the WTGS-TV Channel 28 in Savannah, Georgia and other broadcast interest. On March 10, 1995, the Company entered into a definitive acquisition agreement which provided among other terms and conditions for the issuance of 2,875,000 shares of the Company's common stock at a predetermined value of $4.00 per share, the assumption of $4,000,000 of debt, the approval of the FCC and the

Company's  ability  to  provide  financing  satisfactory  to  the  Seller  on or before April 1. On May 4, 1995, the Sellers notified the Company that the Company had not provided financing satisfactory to the Seller and terminated the purchase agreement. By mutual agreement, the Company and the Seller have agreed to explore negotiated financing alternatives to the previously negotiated acquisition agreement. The Company has paid the Seller $387,000 as a refundable deposit until the completion of these negotiations. The Company negotiated for the purchase of any or all of the broadcast interest of ACTV. The Company has no assurance it will be able to renegotiate an agreement or provide financing satisfactory to the Seller in this transaction.

In March, 1995, the Company's 80% owned subsidiary, Soundview Media Investments, signed letters of intent to acquire three Fox affiliates located in the Northwest. The letters of intent were subject to the negotiation and execution of a definitive agreement. The Company did not reach an agreement as to the terms and conditions related to each of the acquisitions. The letters of intent have expired and the Company is not currently negotiating for these properties.

The Company currently has $1,387,791 of its resources allocated to the cost of broadcast acquisitions in process.

(3) Conversion of Debentures due 2001

The Convertible Debentures due 2001 related to borrowings from a foreign bank. The entire amount was converted to 1,100,000 shares of common in March 1995. The Company transferred 294,000 shares of Harmony Holdings Inc. to the bank and issued 190,000 shares of the Company's common stock as a result of the conversion and the penalty payment required by the agreement.


(4) Related Party Transactions

In March 1995, the Company paid Media One, Inc. a $100,000 brokerage fee related to the acquisition of Soundview. Frank Woods, a Director, is also Chairman of the Board of Media One, Inc.

In  connection with  the proposed acquisition of WTGS-TV Savannah, Georgia (Note
2) the Company advanced the seller $387,000 as a refundable deposit. Mr. Coy Eklund, a director and Mr. Carleton Burtt, the COO are Chairman and President, respectively of the Seller, Trivest Financial Services Inc.

Mr. Donald Lifton, the Corporate Secretary is a principal shareholder of one of the privately held companies the Company is negotiating to buy as discussed in Note 2.

(5) Subsequent Events

As stated in Note 2 on April 11, 1995, the Company completed the acquisition of WHOA-TV Montgomery, Alabama. The purchase price included the assumption of $7,000,000 of debt and the issuance of preferred shares by a subsidiary. The debt may be reduced to $4,000,000 if paid by December 31, 1995 or $5,000,000 if paid by December 31, 1996. The preferred shares represent 10% of the operating subsidiary and have the right to be exchanged for other undetermined shares or a buy out in the future for cash. In addition, the Company was required to make $500,000 available for working capital for the station. Revenues and broadcast cash flow for the year ended December 31, 1994 were $2,680,000 and $186,000 respectively.

In connection with the acquisition of Kaleidoscope the Company agreed to secure, By May 1, 1995 releases on behalf of a former Kaleidoscope shareholder from his guarantee of $935,000 of bank loans, a $221,000 letter of credit and a $106,000 bank loan made to an unrelated party. As the Company has not completed the financing necessary to implement its business plan, to date, the releases have not been secured. The guarantor has notified the Company concerning its failure to secure the releases by May 1, 1995 and indicated that on May 25, 1995 he would review the alternatives available to him. If the Company does not secure the releases, the guarantor has the right to reacquire the shares of two subsidiaries the Company acquired as part of the Kaleidoscope transactions.

PART I. ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

Ventura Entertainment Group Ltd. ('Ventura' or the 'Company') is a diversified broadcast, marketing and corporate communications services company. As of December 30, 1994, the Company acquired 80% of Soundview Media Investment, Inc., ('Soundview'), a development stage company established for the purpose of acquiring broadcast properties. In November 1994 the Company acquired a 51% interest in Greenwich Entertainment Group, Inc., a development stage company in the out-of-home motion simulation entertainment business.

The Company is engaged in the business of marketing corporate services, owning broadcasting properties and marketing events. The Company provides related corporate services including creating and managing corporate sponsorships, specialty video productions, corporate promotions including product placement, facilities and production design, and the distribution of television programs.

Results of Operations

Three months ended March 31, 1995, compared to three months ended March 31, 1994

Revenues for the three months ended March 31, 1995 were $4,540,542 compared to $630,564 for the similar period in 1994. Included in the revenues for 1995 are $3,785,234 from Kaleidoscope, acquired as of August 1, 1994. Operating expenses for the three months ended March 31, 1995 were $5,162,570 compared with $1,209,041 in the similar period in 1994. Kaleidoscope's operations account for $3,458,132 of the operating expenses for the three months ended March 31, 1995.

In addition, in 1995, Soundview had operating expenses of $307,671 and no revenue and Greenwich Entertainment had $73,385 of operating expenses and no revenue.

Liquidity and Capital Resources

As of March 31, 1995, the Company had cash of $812,393, the Company also had total current assets of $4,663,547 and current liabilities of $8,703,909, or a working capital deficiency of $4,040,362. Included in current liabilities is $2,789,946 of deferred revenue of which $2,413,000 will be recognized upon the utilization of media time to be acquired by the Company in connection with a barter advertising agreement.

The Company's barter agreement with a vehicle manufacturer obligates it to acquire certain media time to be used by this manufacturer. Upon its utilization of this advertising time, this vehicle manufacturer has agreed to pay the Company an additional $2,000,000. To the extent that these future payments are less than the cost of the media time to be acquired, the Company will be required to utilize its resources.

At December 31, 1994, the Company had outstanding 60 shares of Series B Stock which were entitled to an aggregate annual dividend of $48,000. At the option of the Company, such dividends are payable in shares of Common Stock. Subsequent to December 31, 1994, the 60 shares of Series B Stock (including accumulated dividends thereon) were converted into an aggregate of 768,881 shares of Common Stock.

Pursuant to employment agreements, certain of the executive officers and other key employees of the Company are entitled to minimum base compensation aggregating approximately $2,035,000 for the year ending December 31, 1995. The Company's leases and other commitments provide for minimum annual payments of approximately $750,000.

In connection with the acquisition of Kaleidoscope, the Company guaranteed an aggregate of $750,000 of Kaleidoscope's debt due to one of Kaleidoscope's former shareholders. The Company has also agreed to obtain releases on behalf of this shareholder from approximately $1,251,000 of debt guaranteed by him. The Company has not obtained such releases and the former shareholder has issued notice to the company regarding this failure. The Company has not made any other arrangements for sources of external financing, such as bank lines of credit. The Company has no commitments for capital expenditures other than a construction contract for office facilities for the operations in North Carolina, which has been financed with a mortgage.

For the quarter ended March 31, 1995 the Company used $646,000 of cash in its operations, including $306,000 for its broadcast subsidiary and $72,000 for Greenwich Entertainment. The Company's investments in broadcast assets, acquisitions, equipment and other assets amounted to $1,946,000 for the quarter. Payments on notes and long term debt were $34,000. All of the above was financed with cash on hand at December 31, 1994.

The Company has experienced substantial growth in its revenues, operations and employee base, and has undergone substantial changes in its business that have placed significant demands on the Company's management, working capital and financial resources. The Company's continued revenue growth and current expansion plans are expected to place a significant strain on the Company's financial and management operations. The ability of the Company to successfully meet its obligations, revenue growth and complete its expansion plans will depend in part upon the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key employees, and to raise additional capital. There can be no assurance that the Company will be successful in these regards.

If the Company does not operate on a positive cash flow basis and its present resources are not sufficient to absorb any cash losses, the Company will need to obtain financing through the debt or equity markets. In order to fulfill its overall plan and its financial obligations, the Company is pursuing several financing alternatives. However, there can be no assurance that any financing will occur.


Inflation

Inflation has not had a significant effect on the Company.

                         PART II  -- OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

None

                         PART II  -- OTHER INFORMATION

ITEM 5. Other Information

In November, 1994, the Company signed a letter of intent to acquire all of the issued and outstanding shares of American Communications and Television
Corporation (ACTV) subject to the execution of a definitive acquisition agreement. ACTV is the owner of the WTGS-TV Channel 28 in Savannah, Georgia and other broadcast interest. On March 10, 1995, the Company entered into a definitive acquisition agreement which provided among other terms and conditions for the issuance of 2,875,000 shares of the Company's common stock at a predetermined value of $4.00 per share, the assumption of $4,000,000 of debt, the approval of the FCC and the Company's ability to provide financing satisfactory to the Seller on or before April 1. On May 4, 1995, the Sellers notified the Company that the Company had not provided financing satisfactory to the Seller and terminated the purchase agreement. By mutual agreement, the Company and the Seller have agreed to explore negotiated financing alternatives to the previously negotiated acquisition agreement. The Company has paid the Seller $387,000 as a refundable deposit until the completion of these negotiations. The Company negotiated for the purchase of any or all of the broadcast interest of ACTV. The Company has no assurance it will be able to renegotiate an agreement or provide financing satisfactory to the Seller in this transaction.

                          PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits
        --------

     None

     b. Reports on Form 8-K
        -------------------

     March   23,  1995  regarding  acquisition  of  American  Communication  and
     Television, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTURA ENTERTAINMENT GROUP LTD.

                                          s/b Floyd W. Kephart
                                          --------------------------------
                                          Floyd W. Kephart
                                          Chairman of the Board & Chief
                                          Executive Officer

                                          s/b David H. Ward
                                          --------------------------------
                                          David H. Ward
                                          Chief Financial Officer

Date: May 15, 1995