Form 10-Q
period 1995-06-30
VENTURA ENTERTAINMENT GROUP LTD
filed 1995-08-15
CIK 828217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.
                            _______________________




For Quarter Ended June 30, 1995                    Commission File No.  0-17349


                        VENTURA ENTERTAINMENT GROUP LTD.
             (Exact name of registrant as specified in its charter)


              Delaware                                     95-4165135
     ------------------------------                     ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


11466 San Vicente Boulevard, Los Angeles, California           90049
----------------------------------------------------         ----------
  (Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code:       (310) 820-0607
                                                          --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X     No
                                     ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock -  August 8, 1995          12,928,805
         Class C Warrants -  August 8, 1995         699,957
         Class D Warrants -  August 8, 1995         699,957

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30,           December 31,
                                                   1995                 1994
                                                ------------        ------------
                                                 (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                             $  880,989       $  3,439,459
  Accounts and Notes Receivable                     1,215,609          1,369,786
  Expenditures billable to clients                          0            780,008
  Advances to employees                                     0             94,178
  Prepaid expenses and other                          335,742            327,174
                                                -------------       ------------
     Total current assets                           2,432,340          6,010,605

Television advertising time                           471,605            474,705
Broadcast assets, including equipment               9,188,839                  0
Greenwich theater investment                          538,523                  0
Other property and equipment, net                   1,109,662            391,722
Cost of broadcast acquisitions in process             931,046            497,403
Deferred financing costs, net of amortization          33,000            741,884
Other assets, net                                     853,703            224,848
Goodwill, net of amortization                       3,468,652          5,989,877
                                                -------------       ------------
    Total Assets                                  $19,027,370        $14,331,044
                                                -------------       ------------
                                                -------------       ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses            $2,193,732         $2,113,520
  Notes payable                                       435,316            935,000
  Current portion of long-term debt                   393,181            212,690
  Advances from clients                                     0          1,311,092
  Deferred revenues                                 2,680,696          2,440,013
                                                -------------       ------------
     Total current liabilities                      5,702,925          7,012,315

Long-term debt                                      8,745,384          1,792,688
Unamortized portion of rent abatement                       0            403,666
Redeemable preferred stock of subsidiaries          2,450,000            950,000
Convertible debentures due 2001                             0          2,750,000
Minority interest                                     193,882            (17,862)

Shareholders' Equity:
  Preferred stock, Series B                                                    1
  Common stock                                         12,929              7,708
  Additional paid-in capital                        6,544,009          3,881,957
  Accumulated deficit since July 25, 1994          (4,621,759)        (2,449,429)
                                                -------------       ------------
     Total shareholders' equity                     1,935,179          1,440,237
                                                -------------       ------------
     Total Liabilities and Shareholders' Equity   $19,027,370        $14,331,044
                                                -------------       ------------
                                                -------------       ------------

            See Notes to Condensed Consolidated Financial Statements

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Six Months ended June 30
                                                ---------------------------
                                                    1995             1994
                                                    ----             ----
Revenues:
  Broadcast                                      $    805,586
  Corporate Marketing Services                      7,630,543   $  1,103,787
                                                 ------------   ------------

                                                    8,436,129      1,103,787

Operating expenses                                 10,469,135      3,426,685
                                                 ------------   ------------

Operating (loss)                                   (2,033,006)    (2,322,898)

Other  income (expense):
Interest  expense, net                                (95,264)       (27,132)
Loss on return of television advertising
 time
                                                                     (75,000)
Minority interest in losses
 of subsidiaries                                      121,590
Amortization of Goodwill                             (165,650)
                                                 ------------   ------------
                                                     (139,324)      (102,132)
                                                 ------------   ------------

(Loss) from continuing operations                  (2,172,330)    (2,425,030)

(Loss) from discontinued operations                         0     (1,804,151)
                                                 ------------   ------------

Net (loss)                                         (2,172,330)    (4,229,181)
Dividend requirement of
 Preferred Stock                                       (8,000)      (132,000)
                                                 ------------   ------------

Net (loss) applicable to common
 shareholders                                    $ (2,180,330)  $ (4,361,181)
                                                 ------------   ------------
                                                 ------------   ------------

Net (loss) per share                             $       (.24)  $      (1.84)
                                                 ------------   ------------
                                                 ------------   ------------

Weighted average number
 of shares outstanding                              8,954,718      2,364,375*
                                                 ------------   ------------
                                                 ------------   ------------



            *Restated to reflect the July 25, 1994 Recapitalization See Notes to Condensed Consolidated Financial Statements

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three Months ended June 30
                                                  ---------------------------
                                                     1995            1994
                                                     ----            ----
Revenues
  Broadcast                                        $   805,586
  Corporate Marketing Services                       3,090,001   $   473,223
                                                   -----------   -----------
                                                     3,895,587       473,223

Operating expenses                                   5,306,565     2,217,644
                                                   -----------   -----------

Operating (loss)                                    (1,410,978)   (1,744,421)

Other  income (expense):
Interest  income (expense), net                        (52,511)       16,203
Minority interest in losses
 of subsidiaries                                        25,144
Amortization of Goodwill                               (86,231)
                                                   -----------   -----------

                                                      (113,598)       16,203
                                                   -----------   -----------

(Loss) from continuing operations                   (1,524,576)   (1,728,218)

(Loss) from discontinued operations                          0    (1,512,961)
                                                   -----------   -----------

Net (loss)                                          (1,524,576)   (3,241,179)
Dividend requirement of
 Preferred Stock                                             0       (66,000)
                                                   -----------   -----------

Net (loss) applicable to common
 shareholders                                      $(1,524,576)  $(3,307,179)
                                                   -----------   -----------
                                                   -----------   -----------
Net (loss) per share                               $      (.16)  $     (1.35)
                                                   -----------   -----------
                                                   -----------   -----------

Weighted average number
 of shares outstanding                               9,447,936     2,450,000*
                                                   -----------   -----------
                                                   -----------   -----------


            *Restated to reflect the July 25, 1994 Recapitalization See Notes to Condensed Consolidated Financial Statements

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                 Six Months Ended June 30, 1995
                                                 ------------------------------
                                                          (Unaudited)
                                                                     Additional       Accumulated
                               Preferred         Common               Paid-in        Deficit since
                                 Stock           Stock                Capital        July 25, 1994                Net
                                 -----           -----                -------        -------------                ---

Balance,
 December 31, 1994                  $1            $7,708            $3,881,957          $(2,449,429)         $1,440,237


Convertible Debentures
 due 2001                                          1,290             2,035,989                                2,037,279

Sale of common shares                              4,420             2,172,113                                2,176,533


Conversion of Series B
 Preferred Stock                   (1)               769                 (768)


Issuance of shares for
 acquisitions                                        115               149,885                                  150,000


Return of shares relating to
 Kaleidoscope acquisition                         (1,408)           (1,739,132)                              (1,740,540)

Issuance of shares for
 service                                              35                43,965                                   44,000


Net (loss)                                                                               (2,172,330)         (2,172,330)
                                   ---           -------           -----------          -----------          ----------
Balance June 30, 1995                0           $12,929            $6,544,009          $(4,621,759)         $1,935,179
                                   ---           -------           -----------          -----------          ----------
                                   ---           -------           -----------          -----------          ----------




See Notes to Condensed Consolidated Financial Statements.

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                       Six months ended June 30
                                                      --------------------------
                                                          1995           1994
                                                          ----           ----
Cash flows from operating activities:
   Net (loss)                                         $(2,172,330)  $(4,229,181)

Adjustments to reconcile net loss to cash
(used) by operating activities:
   Depreciation and amortization                          274,534       194,019
   Discontinued Operations                                      0     1,551,867
   Loss on return on television advertising time                0        75,000
   Minority interest in loss of subsidiaries             (121,589)
   Rent abatement                                           1,104
   Issuance of shares for contracts & services                          550,000

Changes in assets and liabilities:
   Accounts receivable                                   (476,972)      (95,591)
   Expenditures billable to clients                      (374,110)
   Prepaid expenses                                       100,506       (91,633)
   Other Assets                                                         140,525
   Accounts payable and accrued expenses                  612,023     1,054,925
   Advances from clients                                  170,575
   Deferred revenues                                      233,749     2,550,662
                                                      -----------   -----------

Net cash (used) by operating activities                (1,761,677)    1,700,593
                                                      -----------   -----------

Cash flows used in investing activities:
   Cash received in acquisition                            58,210
   Greenwich Theater investment                          (538,543)
   Purchase of broadcast assets                          (789,480)
   Purchase of other property and equipment              (661,658)     (155,160)
   Other assets                                          (759,397)     (360,000)
   Cash effect of acquisitions & disposition             (840,325)
                                                      -----------   -----------
Net cash (used) in investing activities                (3,531,193)     (515,160)
                                                      -----------   -----------

Cash flows provided by financing activities:
   Proceeds from net borrowing                            360,000       447,110
   Payment on notes payable                               (53,940)
   Payment on long term debt                              (81,526)
   Investment in subsidiary by third party                333,333
   Sale of subsidiaries' shares                                         248,482
   Net proceeds from sale of common shares              2,176,533
                                                      -----------   -----------

Net cash provided by (used in) financing activities     2,734,400     1,823,092
                                                      -----------   -----------

Net increase (decrease) in cash                        (2,558,470)    2,208,525
Cash at beginning of period                             3,439,459       514,872
                                                      -----------   -----------

Cash at end of period                                 $   880,989   $ 2,723,397
                                                      -----------   -----------
                                                      -----------   -----------

See Notes to Condensed Consolidated Financial Statements.

               VENTURA ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1995

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

(2)      Acquisitions

The Company's subsidiary, Soundview Media Investments, Inc. ('Soundview'), completed the purchase of WHOA-TV the ABC affiliate in Montgomery, Alabama, on April 11, 1995. The purchase price included the assumption of $7,000,000 of debt and the issuance of $1,500,000 of preferred shares by a subsidiary. The debt may be reduced to $4,000,000 if paid by December 31, 1995 or $5,000,000 if paid by December 31, 1996. In addition, the Company was required to make $500,000 available for working capital for the station. The lender has declared a default under the debt agreement and a forebearance agreement has been negotiated which is scheduled to take effect August 25, 1995. Revenues and broadcast cash flow for the year ended December 31, 1994 were $2,680,000 and $186,000 respectively.

Soundview also received FCC approval to acquire WTWC-TV, the NBC affiliate in Tallahassee, Florida. The closing is scheduled for October 31, 1995 subject to several contractual items of compliance in addition to the Company's ability to provide the required financing. The Company has no assurance it will be able to provide the necessary financing to complete this transaction.

During the quarter ended March 31, 1995, the Company issued 115,117 shares of its common stock, paid $100,000 in cash and assumed $400,000 in debt in conjunction with the acquisition of two privately held companies in an effort to expand its management and business base in motor sports and media consulting. These acquisitions have been treated as purchases and operations for the six months ended June 30, include the activity of each for the period since the respective acquisition.

The Company also completed due diligence and negotiated acquisition agreement to acquire an additional privately held company for a combination of the issuance of 100,000 shares of common stock and $350,000 convertible debentures due 1998. This acquisition is expected to be completed within 30 days and is expected to complete the Company's base business expansion plans for 1995.

In November, 1994, the Company signed a letter of intent to acquire all of the issued and outstanding shares of American Communications and Television
Corporation (ACTV) subject to the execution of a definitive acquisition agreement. ACTV was the owner of the WTGS-TV Channel 28 in Savannah, Georgia and other broadcast interests. On March 10, 1995, the Company entered into a
definitive   acquisition  agreement  which  provided,   among  other  terms  and
conditions, for the issuance of 2,875,000 shares of the Company's common stock at a predetermined value of $4.00 per share, the assumption of $4,000,000 of debt, the approval of the FCC and the Company's ability to provide financing for the Company's future operations, exclusive of this proposed acquisition, satisfactory to the Seller on or before April 1. On May 4, 1995, the Seller notified the Company that the Company had not provided financing satisfactory to the Seller and terminated the purchase agreement. The Company had paid the Seller $387,000 as a refundable deposit which was returned in June 1995 as negotiations to restructure the acquisition were terminated.

In March, 1995, Soundview signed letters of intent to acquire three Fox affiliates located in the Northwest. The letters of intent were subject to the negotiation and execution of a definitive agreement. The Company did not reach an agreement as to the terms and conditions related to each of the acquisitions. The letters of intent have expired and the Company is not currently negotiating for these properties.

Effective June 8, 1995, a subsidiary of the Company, Modern Education Services, Inc. ('Modern'), acquired substantially all of the assets of Modern Talking Pictures, Inc. ('MTP Inc.') by forgiveness of $507,500 of previous advances and by assuming certain liabilities amounting to approximately $950,000. The Company is negotiating with the sellers regarding the repurchase of a substantial portion of the acquired assets. Modern is a national company serving the information awareness and educational outreach agendas of corporations, associations, and government primarily through the distribution of video media. Sales for the twelve months ended June 30, 1995 were approximately $2,700,000 and a gross profit of approximately $900,000. MTP, Inc. sustained net losses exceeding $1 million on an unaudited basis as a result of major restructing and certain activites that are not related to current operations.

(3)      Additional Equity Invested by Trivest Financial Services Corp.

On June 7, 1995, the Board of Directors accepted a proposal from Trivest to provide the Company with additional working capital. Trivest agreed to purchase from the Company 13,000,000 shares of Common Stock at a purchase price of $.50 per share and to provide the Company a two year, 11%, $1,160,000 loan. In return, the Company agreed to pay a financing fee of $500,000 to Trivest. To date, Trivest has purchased 4,000,000 shares and funded the $1,160,000 loan. In agreement with the Company, the remaining shares will be acquired on or before September 15, 1995. Coy Eklund, the Chairman and Chief Executive Officer of Trivest is also a director of the Company, and Carleton Burtt, the President of Trivest, is also the Chief Operating Officer and a nominee for director of the Company and is President of Soundview. Messrs. Eklund and Burtt were affiliates of the Company at the time the transaction occurred.

When this financing is completed, Trivest will own in excess of 50% of the common shares outstanding.

(4)      Disposition of Kaleidoscope

On June 7, 1995, the Company entered into an agreement with Ray Volpe to exchange all of the common stock of Kaleidoscope Acquisition Corp. ('Kaleidoscope') for 1,408,696 shares of common Stock and a $225,000 one year, 8% promissory note effective as of June 1, 1995. At the time of the transaction, Mr. Volpe was the President, Co-Chief Executive Officer and a director of the Company. In connection with this transaction, the employment agreements of Ray Volpe, Tony Andrea, Don Dixon, Bruce Albert and Mark Rothenberg were terminated, and the Company was released from all direct or contingent liabilities it had undertaken with respect to the acquisition of Kaleidoscope.

Assets relating to the Kaleidoscope operations as of June 1, 1995 amounted to $3,237,000, excluding goodwill of $4,249,337, and liabilities amounted to $5,687,000. Sales of Kaleidoscope in the six months ended June 30, 1995 were $5,940,000 and the net earnings were $68,000. The transaction had no effect on earnings for the period as the returned shares were charged to paid in capital at the same basis as originally recorded at the purchase date.

(5)      Conversion of Debentures due 2001

The Convertible Debentures due 2001 related to borrowings from a foreign bank. The entire amount was converted to 1,100,000 shares of common in March 1995. The Company transferred 294,000 shares of Harmony Holdings Inc. to the bank and issued 190,000 shares of the Company's common stock as a result of the conversion and the penalty payment required by the agreement. At the same time deferred financing costs of $711,721 were charged against paid in capital.

(6)      Related Party Transactions (See Note 3)

In March 1995, the Company paid Media One, Inc. a $100,000 brokerage fee related to the acquisition of Soundview. Frank Woods, a Director, is also Chairman of the Board of Media One, Inc.

In connection with the proposed  acquisition of WTGS-TV  Savannah,  Georgia (see
Note 2) the Company advanced the seller $387,000 as a refundable deposit which was returned in June 1995. Mr. Coy Eklund, a director and Mr. Carleton Burtt, the COO are Chairman and President, respectively of the Seller, Trivest Financial Services Inc.

Mr. Donald Lifton, the Corporate Secretary is a principal shareholder of Modern Talking Pictures Services Inc. the privately held company from which the Company acquired certain assets (see Note 2).

(7)      Cost of Broadcast Acquisitions in Process

Comprised of legal, consulting, engineering and deposits incurred in connection with broadcast properties to be acquired under contracts to purchase. Upon closing of each purchase, such costs are allocated to the cost of the individual properties and depreciated. At June 30, 1995 the total of $931,046 related to the acquisition of WTWC-TV in Tallahassee, Florida, which is to close in October 1995 (See Note 2).

(8)      Supplemental Non-cash Disclosures

In addition to transactions included in the statement of cash flow serveral transactions during the period involved significant non-cash items as follows:

         Assumption of notes payable of $489,256 and recording of goodwill of $518,763 related to the two acquisitions in the quarter ended March 31, 1995.

         Assumption of long-term debt of $7,287,307 and preferred stock of $1,500,000 in the acquisition of WHOA-TV.

         Assumption of debt of $350,000 and recording goodwill of $1,075,000 in acquisiton of certain assets by Modern.

         Disposition of Kaleidoscope - see Note 4.

(9)      Subsequent Events

Under the terms of a Settlement, Release and Stock Purchase Agreement dated July 20, 1995, the Company acquired the minority 20% interest in Soundview, as well as the 1,000,000 shares of Common Stock held by the former minority shareholders of Soundview. In exchange for all of such stock, the Company paid $1,115,555 in cash and a $264,445 promissory note payable in 17 equal monthly installments of principal without interest. In connection with the acquisition, Bennett Smith and Brian Brady resigned as President and Executive Vice President of Soundview and their employment agreements were canceled. Carleton Burtt, Chief Operating Officer of the Company was appointed interim President of Soundview and was replaced on July 24, 1995 by Steven M. Friedheim, who was also elected a director of Soundview. Also, in connection therewith, Bennett Smith, Brian Brady and Richard Incandela resigned as directors of Soundview and Bennett Smith resigned as director of the Company. The current directors of Soundview are Floyd Kephart, Coy Eklund, Carleton Burtt, William Eberle, Frank Woods and Steven Friedheim.

PART I.  ITEM 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



General


Ventura Entertainment Group Ltd. ('Ventura' or the 'Company') is a diversified broadcast, marketing and corporate communications services company. As of December 30, 1994, the Company acquired 80% of Soundview Media Investment, Inc., ('Soundview'), a development stage company established for the purpose of acquiring broadcast properties. In November 1994 the Company acquired a 51% interest in Greenwich Entertainment Group, Inc., a development stage company in the out-of-home motion simulation entertainment business. In April 1995, Soundview acquired WHOA TV, the ABC affiliate, in Montgomery, Alabama. As of June 1, 1995, the Company sold Kaleidoscope back to its previous shareholders.

The Company is engaged in the business of marketing corporate services, owning broadcasting properties and marketing events. The Company provides related corporate services including creating and managing corporate sponsorships, specialty video productions, corporate promotions including product placement, facilities and production design, and the distribution of television programs.

Results of Operations

Three months ended June 30, 1995, compared to three months ended June 30, 1994.

Revenues for the three months ended June 30, 1995 were $3,895,587 compared to $473,223 for the similar period in 1994. Included in the revenues for 1995 are $2,155,640 from Kaleidoscope, acquired as of August 1, 1994. Also included in 1995 revenues are $805,586 from the operation of WHOA TV purchased in April 1995. Operating expenses for the three months ended June 30, 1995 were $5,306,565 compared with $2,217,644 in the similar period in 1994. Kaleidoscope's operations account for $2,198,934 and WHOA TV's operation account for $817,507 of the operating expenses for the three months ended June 30, 1995.

In addition, in 1995, Soundview had operating expenses of $212,529 and no revenue.

Six months ended June 30, 1995, compared to six months ended June 30, 1994.

Revenues for the six months ended June 30, 1995 were $8,436,129 compared to $1,103,787 for the similar period in 1994. Included in the revenues for 1995 are $5,940,874 from Kaleidoscope, acquired as of August 1, 1994. Also included in 1995 revenues are $805,586 from the operation of WHOA TV purchased in April 1995. Operating expenses for the six months ended June 30, 1995 were $10,469,135 compared with $3,426,685 in the similar period in 1994. Kaleidoscope's operations account for $5,720,974 and WHOA TV's operation account for $817,507 of the operating expenses for the three months ended June 30, 1995.

In addition, in 1995, Soundview had operating expenses of $520,200 and no revenue

Liquidity and Capital Resources

As of June 30, 1995, the Company had cash of $880,989, total current assets of $2,432,740 and current liabilities of $5,702,924, or a working capital deficiency of $3,270,184. Included in current liabilities is $2,680,696 of deferred revenue of which $2,413,000 will be recognized upon the utilization of media time to be acquired by the Company in connection with a barter advertising agreement.

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

As a result of the acquisitions described in Note 2 to the condensed financial statements assumed debt which is still outstanding at June 30, 1995 was as follows:

Notes Payable                                                          $435,316

Long-term debt:
       Bank note payable by WHOA                                   $  6,977,950
       Other notes payable by WHOA                                       73,170
       Long -term film contracts payable                                191,645
       Note payable by Moderm                                           350,000
                                                                   ------------
                                                                   $  7,592,765
       Less amount due in one year                                     (393,181)
                                                                   ------------
                                                                   $  7,199,584
                                                                   ============

The bank note payable related to WHOA can be reduced to $4,000,000 including all accrued interest if paid by December 31, 1994, otherwise payments of principal begin on April 1,1997 and interest on January 1, 1997. The bank has declared a default under the debt agreement and a forebearance agreement has been negotiated which is scheduled to take effect August 25, 1995.

On June 7, 1995, the Board of Directors accepted a proposal from Trivest to provide the Company with additional working capital. Trivest agreed to purchase from the Company 13,000,000 shares of Common Stock at a purchase price of $.50 per share and to provide the Company a two year, 11%, $1,160,000 loan. In return, the Company agreed to pay a financing fee of $500,000 to Trivest. To date, Trivest has purchased 4,000,000 shares, and funded the $1,160,000 loan. In agreement with the Company the remaining shares will be acquired on or before September 15, 1995.

The Company has not made any other arrangements for sources of external financing, such as bank lines of credit. The Company has no commitments for capital expenditures.

Pursuant to employment agreements, certain of the executive officers and other key employees of the Company are entitled to minimum base compensation aggregating approximately $1,442,000 on an annualized basis. The Company's leases provide for minimum annual payments of approximately $500,000.

For the quarter ended June 30, 1995 the Company used $1,144,940 of cash in its operations. The Company's investments in broadcast assets, acquisitions, building and equipment and other assets amounted to $1,584,882 for the quarter. Payments on notes and long term debt were $101,448. All of the above was financed with $2,176,533 of net proceeds from the sale of common shares, $333,333 from additional third party investment in Greenwich and $360,000 from a mortgage on the office building in North Carolina.

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

                          PART II -- OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

None

                          PART II -- OTHER INFORMATION


ITEM 5.  Other Information

On July 24, 1995 Mr. Steven Friedheim became President of Soundview Media Investment, Inc. the Company's broadcast subsidiary. In this capacity, Mr. Friedheim will have responsibility for all of the Company's broadcast operations and report directly to Mr. Kephart the Company's CEO. The Company, Soundview and Mr. Friedheim agreed to a five year employment contract which specifies a base compensation and incentives based on the success of Soundview and its subsidiaries.

                          PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

                  a.       Exhibits

                  Bill of Sale and Assignment Agreement regarding purchase of certain assets of Modern Talking Pictures Servcies, Inc. (Exhibit 10.51)

                  Assumption  Agreement  regarding debt  assumption  relating to
                  transaction  with  Modern  Talking  Pictures  Services,   Inc.
                  (Exhibit 10.52)

                  Memorandum of Agreement regarding disposition of Kaleidoscope Acquistion Corp. (Exhibit 10.53)

                  Settlement, Release and Stock Purchase Agreement dated July 20, 1995 regarding Soundview Minority Investors. (Exhibit 10.54)

                  Employment Agreement dated July 24, 1995 between Ventura Entertainment Group Ltd., Soundview Media Investments, Inc. and Steven M. Friedheim. (Exhibit 10.55)

                  b.       Reports on Form 8-K

                  June 21, 1995 regarding change in control of Registrant resulting from an agreement with Trivest Financial Services Inc. to provide the Company with a $7.5 million financing package.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        VENTURA ENTERTAINMENT GROUP LTD.


                        s/b Floyd Kephart______________________________________
                        Floyd W. Kephart
                        Chairman of the Board & Chief Executive Officer


                        s/b David Ward_________________________________________
                        David H. Ward
                        Chief Financial Officer

Date:  August 14, 1995