Form 10-Q
period 1995-09-30
VENTURA ENTERTAINMENT GROUP LTD
filed 1995-11-15
CIK 828217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                            -----------------------


For Quarter Ended September 30, 1995              Commission File No.  0-17349

                       INSIGHT ENTERTAINMENT CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 95-4165135
    ---------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

  11466 San Vicente Boulevard, Los Angeles, California          90049
-------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:   (310) 820-0607




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X        No
                                    -----         -----




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock -            1995                   14,456,032
         Class C Warrants -        1995                      699,957
         Class D Warrants -        1995                      699,957

               INSIGHT ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      September 30,   December 31,
                                                          1995            1994
                                                      -------------   ------------
                                                      (Unaudited)
Current Assets:
      Cash                                            $    479,352    $  3,439,459
      Accounts and Notes Receivable                      1,161,773       1,369,786
      Expenditures billable to clients                                     780,008
      Advances to employees                                  2,477          94,178
      Prepaid expenses and other                           622,053         327,174
                                                      -------------   ------------
         Total current assets                            2,265,655       6,010,605

Television advertising time                                471,605         474,705
Broadcast assets, including equipment                    9,603,468               0
Greenwich theater investment                             1,334,696               0
Other property and equipment, net                        1,079,637         391,722
Cost of broadcast acquisitions in process                1,509,906         497,403
Deferred financing costs, net of amortization               27,500         741,884
Other assets, net                                        1,062,707         224,848
Goodwill, net of amortization                            3,717,095       5,989,877
                                                      -------------   ------------
         Total Assets                                 $ 21,072,269    $ 14,331,044
                                                      ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses           $  3,319,753    $  2,113,520
      Notes payable                                      1,004,391         935,000
      Current portion of long-term debt                  7,683,705         212,690
      Advances from clients                                              1,311,092
      Deferred revenues                                  2,864,174       2,440,013
                                                      -------------   ------------
         Total current liabilities                      14,872,023       7,012,315

Long-term debt                                           1,748,770       1,792,688
Unamortized portion of rent abatement                                      403,666
Redeemable stock of subsidiaries                         2,166,666         950,000
Convertible debentures due 2001                                          2,750,000
Minority interest                                          285,344         (17,862)

Shareholders' Equity:
      Preferred stock, Series B                                                  1
      Preferred stock, Series D                          1,600,000
      Common stock                                          14,631           7,708
      Additional paid-in capital                         7,465,908       3,881,957
      Accumulated deficit since July 25, 1994           (6,651,073)     (2,449,429)
      Less Treasury Shares                                (430,000)
                                                      -------------   ------------
         Total shareholders' equity                      1,999,466       1,440,237
                                                      -------------   ------------
         Total Liabilities and Shareholders' Equity   $ 21,072,269    $ 14,331,044
                                                      =============   ============

            See Notes to Condensed Consolidated Financial Statements

                INSIGHT ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                Nine Months ended September 30
                                               -------------------------------
                                                   1995              1994
                                                ------------    ------------
Revenues:
    Broadcast                                   $  1,499,950
    Corporate Marketing Services                   8,947,929    $  3,083,225
                                                ------------    ------------
                                                  10,447,879       3,083,225

Operating expenses                                14,343,156       6,521,140
                                                ------------    ------------
Operating (loss)                                  (3,895,277)     (3,437,915)
Other  income (expense):
Interest  expense, net                              (226,021)        (63,111)
Loss on return of television advertising time                        (75,000)
Minority interest in losses
       of subsidiaries                               140,563
Amortization of Goodwill                            (220,909)
                                                ------------    ------------
                                                    (306,367)       (138,111)
                                                ------------    ------------
(Loss) from continuing operations                 (4,201,644)     (3,576,026)

(Loss) from discontinued operations                               (1,979,554)
                                                ------------    ------------
Net (loss)                                        (4,201,644)     (5,555,580)
Dividend requirement of
     Preferred Stock                                  (8,000)       (180,573)
                                                ------------    ------------
Net (loss) applicable to common shareholders    $ (4,209,644)   $ (5,736,153)
                                                ============    ============

Net (loss) per share                                   $(.40)         $(1.96)
                                                ============    ============

Weighted average number
       of shares outstanding                      10,463,142       2,928,674*
                                                ============    ============



            *Restated to reflect the July 25, 1994 Recapitalization See Notes to Condensed Consolidated Financial Statements

               INSIGHT ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                               Three Months ended September 30
                                              ---------------------------------
                                                    1995             1994
                                              --------------   ----------------
Revenues
    Broadcast                                  $    694,364
    Corporate Marketing Services                  1,317,386    $  1,979,438
                                               ------------    ------------
                                                  2,011,750       1,979,438

Operating expenses                                3,874,021       3,094,455
                                               ------------    ------------
Operating (loss)                                 (1,862,271)     (1,115,017)

Other  income (expense):
Interest  income (expense), net                    (130,757)        (35,979)
Minority interest in losses
       of subsidiaries                               18,973
Amortization of Goodwill                            (55,259)
                                               ------------    ------------
                                                   (167,043)        (35,979)
                                               ------------    ------------

(Loss) from continuing operations                (2,029,314)     (1,150,996)

(Loss) from discontinued operations                                (175,403)
                                               ------------    ------------
Net (loss)                                       (2,029,314)     (1,326,399)
Dividend requirement of
     Preferred Stock                                     -0-        (48,573)
                                               ------------    ------------
Net (loss) applicable to common shareholders   $ (2,029,314)   $ (1,374,972)
                                               ============    ============
Net (loss) per share                                  $(.15)         $(0.34)
                                               ============    ============
Weighted average number
       of shares outstanding                     13,479,990       4,057,273*
                                               ============    ============



            *Restated to reflect the July 25, 1994 Recapitalization See Notes to Condensed Consolidated Financial Statements

               INSIGHT ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Shareholders' Equity

                      Nine Months Ended September 30, 1995
                                  (Unaudited)



                                                             Additional       Accumulated
                               Preferred        Common          Paid-in     Deficit since      Treasury
                                   Stock         Stock          Capital     July 25, 1994        Shares         Net
                                   -----         -----          -------     -------------        ------         ---

Balance,
     December 31, 1994                $1        $7,708       $3,881,957      $(2,449,429)                    $1,440,237


Convertible Debentures
     due 2001                                    1,290        2,035,989                                       2,037,279


Sale of common shares                            5,657        4,141,995                                       2,765,634


Sale of Perferred Stock
     Series D                  1,600,000                                                                      1,600,000

Conversion of Series B
     Preferred Stock                 (1)           769             (768)


Issuance of shares for
     acquisitions                                  115          149,885                                         150,000


Purchase of treasury shares                                                                     (430,000)     (430,000)


Return of shares relating to
     Kaleidoscope acquisition                  (1,428)      (1,739,112)                                      (1,740,540)

Issuance of shares for
     service                                       520          377,980                                         378,500


Net (loss)                                                                    (4,201,644)                    (4,201,644)
                               ------           ------      ------------     ------------                    ----------

Balance Sept. 30, 1995        $1,600,000       $14,631       $7,465,908      $(6,651,073)      ($430,000)   $ 1,999,466
                              ==========       =======       ==========      ============       ========    ===========


See Notes to Condensed Consolidated Financial Statements.

               INSIGHT ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Nine months ended September 30
                                                    --------------------------------
                                                          1995             1994
                                                    ---------------   --------------
Cash flows from operating activities:
     Net (loss)                                       $ (4,201,644)   $ (5,555,580)
Adjustments to reconcile net loss to cash
(used) by operating activities:
     Depreciation and amortization                         414,037         206,761
     Discontinued Operations                                             1,470,255
     Loss on return on television advertising time                          75,000
     Minority interest in loss of subsidiaries            (140,562)
     Rent abatement                                          1,104
     Issuance of shares for contracts & services                           716,875
Changes in assets and liabilities:
     Accounts receivable                                  (499,993)       (425,327)
     Expenditures billable to clients                     (374,110)       (203,333)
     Prepaid expenses                                      148,695        (295,272)
     Other Assets                                                         (219,475)
     Accounts payable and accrued expenses               1,738,044         212,296
     Advances from clients                                 170,575         293,320
     Deferred revenues                                     417,227       2,479,763
                                                      ------------    ------------

Net cash (used) by operating activities                 (2,326,627)     (1,244,717)
                                                      ------------    ------------

Cash flows used in investing activities:
     Cash received in acquisition                           58,210         163,680
     Greenwich Theater investment                       (1,334,716)
     Purchase of broadcast assets                       (1,782,969)
     Purchase of other property and equipment             (710,377)       (157,807)
     Other assets                                         (903,188)
     Cash effect of acquisitions & disposition            (862,548)
     Purchase of Treasury shares                          (430,000)
     Repurchase of preferred shares of subsidary          (950,000)
                                                      ------------    ------------
Net cash (used) in investing activities                 (6,915,588)          5,873
                                                                      ------------

Cash flows provided by financing activities:
     Proceeds from net borrowing                         1,236,380       2,290,384
     Payment on debt                                       148,861
     Investment in subsidiary by third party               828,955
     Sale of subsidiaries' shares                                          248,482
     Proceeds from sale of Preferred Stock-Series D      1,600,000
     Net proceeds from sale of common shares             2,765,634         327,500
                                                      ------------    ------------

Net cash provided by (used in) financing activities      6,282,108       2,866,366
                                                      ------------    ------------

Net increase (decrease) in cash                         (2,960,107)      1,627,522
Cash at beginning of period                              3,439,459         514,872
                                                      ------------    ------------

Cash at end of period                                 $    479,352    $  2,142,394
                                                      ============    ============

See Notes to Condensed Consolidated Financial Statements.
                                     - 6 -

               INSIGHT ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1995

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

(2)      Acquisitions

The Company's subsidiary, Soundview Media Investments, Inc. ("Soundview"), completed the purchase of WHOA-TV the ABC affiliate in Montgomery, Alabama, on April 11, 1995. The purchase price included the assumption of $7,000,000 of debt and the issuance of $1,500,000 of redeemable shares by a subsidiary. The debt may be reduced to $4,000,000 if paid by December 29, 1995. In addition, the Company was required to make $500,000 of working capital available to the station. The lender declared a default under the debt agreement and a supplement to the agreement has been negotiated effective September 13, 1995. Among other provisions, the supplement establishes a maturity date for the debt at December 29, 1995 instead of January 1, 2000, but continues the potential for the satisfaction of principal and all accrued interest for $4,000,000. Revenues and broadcast cash flow for the year ended December 31, 1994 were $2,680,000 and $186,000 respectively.

Soundview also received FCC approval to acquire WTWC-TV, the NBC affiliate in Tallahassee, Florida. The closing was scheduled for October 31, 1995 subject to several contractual items of compliance in addition to the Company's ability to provide the required financing. The Company received an objection to an earlier FCC approval of the extension to October 31, 1995. This objection was withdrawn on October 28, 1995, which did not leave sufficient time to finalize financing and close by October 31, 1995. The seller has declared the Company in default under the contract but has not yet returned the Company's refundable deposit of $250,000. The Company has applied for an additional extension to December 15, 1995 from the FCC and the seller and has notified the seller of its intent to close before that date. The Company intends to pursue the purchase but there is no assurance that the extensions will be granted or that the Company will be able to obtain the financing necessary to close.

During the quarter ended March 31, 1995, the Company issued 115,117 shares of its common stock, paid $100,000 in cash and assumed $400,000 in debt in conjunction with the acquisition of two privately held companies in an effort to expand its management and business base in motor sports and media consulting. These acquisitions have been treated as purchases and operations for the nine months ended September 30, include the activity of each for the period since the respective acquisition.

Effective June 8, 1995, a subsidiary of the Company, Modern Education Services, Inc. ("Modern"), acquired substantially all of the assets of Modern Talking Pictures, Inc. ("MTP Inc.") by forgiveness of $507,500 of previous advances and by assuming certain liabilities amounting to approximately $950,000. Modern is a national company serving the information awareness and educational outreach agendas of corporations, associations, and government primarily through the distribution of video media. Sales for the twelve months ended June 30, 1995 were approximately $2,700,000 resulting in a gross profit of approximately $900,000. For this same period, MTP, Inc. sustained net losses exceeding $1 million on an unaudited basis as a result of major restructuring and certain activities that are not related to current operations.

The Company also completed due diligence and negotiated an acquisition agreement to acquire an additional privately held company for a combination of shares of common stock and convertible debentures. This acquisition is not now expected to be completed and $358,000 of funds previously advanced by the Company are reflected as a note receivable which the Company expects to recover through services.

(3)      Additional Equity Invested by Trivest Financial Services Corp.

On June 7, 1995, the Board of Directors accepted a proposal from Trivest to provide the Company with additional working capital. Trivest agreed to purchase from the Company 13,000,000 shares of Common Stock at a purchase price of $.50 per share and to provide the Company a two year, 11%, $1,160,000 loan. In return, the Company agreed to pay a financing fee of $500,000 to Trivest. To date, Trivest has purchased 5,657,544 common shares for $2,816,600 and $1,600,000 of Perferred Stock Series D, (non-voting shares with a $100,000 par value).

Trivest has requested to increase the total proposed funding to $8,400,000 of equity with the balance of $4,000,000 funded by a thired party, East/West Communications Group Ltd. The final form of the financing will be considered by Board of Directors no later than December 7, 1995 and may be subject to FCC approval.

Coy Eklund, the Chairman and Chief Executive Officer of Trivest, is also a director of the Company, and Carleton Burtt, the President of Trivest, is also the Chief Operating Officer and a director of the Company. Messrs. Eklund and Burtt were affiliates of the Company at the time the transaction occurred.

(4)      Acquisition of Soundview Minority

Under the terms of a Settlement, Release and Stock Purchase Agreement dated July 20, 1995 and closed on August 9, 1995, the Company acquired the minority 20% interest in Soundview, as well as the 1,000,000 shares of Common Stock held by the former minority shareholders of Soundview. In exchange for all of such stock, the Company paid $765,555 in cash, issued a demand note for $350,000 and a $264,445 promissory note payable in 17 equal monthly installments of principal without interest. In connection with the acquisition, Bennett Smith and Brian Brady resigned as President and Executive Vice President of Soundview and their employment agreements were canceled. Carleton Burtt, Chief Operating Officer of the Company was appointed interim President of Soundview and was replaced on July 24, 1995 by Steven M. Friedheim, who was also elected a director of Soundview. Also, in connection therewith, Bennett Smith, Brian Brady and Richard Incandela resigned as directors of Soundview and Bennett Smith resigned as director of the Company. The current directors of Soundview are Floyd Kephart, Coy Eklund, Carleton Burtt, William Eberle, Frank Woods and Steven Friedheim.

The first installment due on the $264,445 promissory note was declared to be late by the note holder and he instituted a lawsuit to collect the entire balance. The Company believes the note holder's claims are without merit.

(5)      Disposition of Kaleidoscope

On June 7, 1995, the Company entered into an agreement with Ray Volpe to exchange all of the common stock of Kaleidoscope Acquisition Corp. ("Kaleidoscope") for 1,428,796 shares of common Stock and a $225,000 five year, 8% promissory note effective as of June 1, 1995. The note can be satisfied by payment of $125,000 during the first two years. At the time of the transaction, Mr. Volpe was the President, Co-Chief Executive Officer and a director of the Company. In connection with this transaction, the employment agreements of Ray Volpe, Tony Andrea, Don Dixon, Bruce Albert and Mark Rothenberg were terminated, and the Company was released from all direct or contingent liabilities it had undertaken with respect to the acquisition of Kaleidoscope.

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

(6)      Conversion of Debentures due 2001

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


(7)      Related Party Transactions (See Note 3)

In the nine months ended September 30, 1995, the Company paid Media One, Inc. a $100,000 brokerage fee and accrued $85,000 relating to the acquisition of Soundview and WHOA-TV in Montgomery. Frank Woods, a Director, is also Chairman of the Board of Media One, Inc. In addition, in August 1995 the Company leased office space in Nashville, Tennessee for 5 years at $6736 per month from a Company partially owned by Frank Woods.

In connection with the proposed acquisition of WTGS-TV Savannah, Georgia the Company advanced the seller $387,000 as a refundable deposit which was returned in June 1995. Mr. Coy Eklund, a director and Mr. Carleton Burtt, the COO are Chairman and President, respectively of the Seller, Trivest Financial Services Inc.

Mr. Donald Lifton, the Corporate Secretary is a principal shareholder of Modern Talking Pictures Services Inc. the privately held company from which the Company acquired certain assets (see Note 2).

(8)      Cost of Broadcast Acquisitions in Process

Comprised of legal, consulting, engineering and deposits incurred in connection with broadcast properties to be acquired under contracts to purchase. Upon closing of each purchase, such costs are allocated to the cost of the individual properties and depreciated. At September 30, 1995 the total of $1,509,906 related to the acquisition of WTWC-TV in Tallahassee, Florida, which was to close in October 1995 (see Note 2). Of this amount, $250,000 is a returnable deposit.

(9)      Supplemental Non-cash Disclosures

In addition to transactions included in the statement of cash flow serveral transactions during the period involved significant non-cash items as follows:

          Assumption of notes payable of $489,256 and recording of goodwill of $518,763 related to the two acquisitions in the quarter ended March 31, 1995.

          Assumption of long-term debt of $7,242,765 and issuance of redeemable stock of a subsidiary of $1,500,000 in the acquisition of WHOA-TV.

          Assumption of debt of $350,000 and recording goodwill of $1,075,000 in acquisiton of certain assets by Modern.

          Disposition of Kaleidoscope - see Note 4.

          Issuance of 484,783 shares of common stock for a contract for future services.

PART I.  ITEM 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



General


Insight Entertainment Corporation ("Insight" or the "Company") is a diversified broadcast, marketing and corporate communications services company. As of December 30, 1994, the Company acquired 80% of Soundview Media Investment, Inc., ("Soundview"), a development stage company established for the purpose of acquiring broadcast properties. In November 1994 the Company acquired a 51% interest in Greenwich Entertainment Group, Inc., a development stage company in the out-of-home motion simulation entertainment business. In April 1995, Soundview acquired WHOA TV, the ABC affiliate, in Montgomery, Alabama. As of June 1, 1995, the Company sold Kaleidoscope back to it's previous shareholders. In addition as of June 8, 1995 the Company purchased certain assets of the business now being conducted as Modern Education Services Inc.

The Company is engaged in the business of marketing corporate services and owning broadcasting properties. The Company provides related corporate services including creating and managing corporate sponsorships, specialty video productions, corporate promotions including product placement, and the distribution of television programs.

Results of Operations

Three months ended September 30, 1995, compared to three months ended September 30, 1994.

Revenues for the three months ended September 30, 1995 were $2,011,750 compared to $1,979,438 for the similar period in 1994. Included in 1995 revenues are $694,364 from the operation of WHOA TV purchased in April 1995 and $566,749 from Modern Education Services Inc. purchased in June 1995. Included in 1994 are $1,414,582 relating to Kaleidoscope acquired effective August 1, 1994 and disposed of effective June 1, 1995. Operating expenses for the three months ended September 30, 1995 were $3,874,021 compared with $3,094,455 in the similar period in 1994. WHOA TV's operations accounted for $626,137 and Modern accounted for $747,477 of the operating expenses for the three months ended September 30, 1995. Included in 1994 operating expense is $1,556,757 relating to Kaleidoscope.

In addition, in 1995, Soundview had operating expenses of $100,071 and no revenue. The other significant increase in costs related to the cost of developing the Company's marketing service business.

Nine months ended September 30, 1995, compared to nine months ended September 30, 1994.

Revenues for the nine months ended September 30, 1995 were $10,447,879 compared to $3,083,225 for the similar period in 1994. Included in the revenues are $5,940,874 and $1,414,582 from Kaleidoscope, for 1995 and 1994 respectively, acquired as of August 1, 1994 and disposed as of June 1, 1995. Also included in 1995 revenues are $1,499,950 from the operation of WHOA TV purchased in April 1995 and $766,749 from Modern Education Services Inc. purchased in June 1995. Operating expenses for the nine months ended September 30, 1995 were $14,343,156 compared with $6,521,140 in the similar period in 1994. Kaleidoscope's operations account for $5,720,974 in 1995 and $1,556,757 in 1994. WHOA TV's operations account for $1,443,644 and Modern for $1,097,977 of the operating expenses for the nine months ended September 30, 1995.

In addition, in 1995, Soundview had operating expenses of $620,271 and no revenue.

Liquidity and Capital Resources

As of September 30, 1995, the Company had cash of $479,352, total current assets of $2,265,655 and current liabilities of $14,872,023, or a working capital deficiency of $12,606,368 Included in current liabilities is $2,864,174 of deferred revenue of which $2,413,000 will be recognized upon the utilization of media time to be acquired by the Company in connection with a barter advertising agreement.

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

As a result the Company's acquisitions described in Note 2 to the condensed financial statements the Company assumed debt which is still outstanding at September 30, 1995 as follows:

         Notes Payable                                       $431,391

         Long-term debt:
                Bank note payable by WHOA                  $7,016,885
                Other notes payable by WHOA                    69,325
                Long -term film contracts payable             191,645
                Note payable by Moderm                        350,000
                                                          -----------
                                                           $7,592,765
                Less amount due in one year                (7,386,245)
                                                        --------------
                                                             $206,520
                                                             ========


As noted in Note 2, the Bank note payable relating to WHOA is due December 29, 1995 and the Company is currently negotiating to refinance that debt at the agreed reduced amount of $4,000,000.

On June 7, 1995, the Board of Directors accepted a proposal from Trivest to provide the Company with additional working capital. Trivest agreed to purchase from the Company 13,000,000 shares of Common Stock at a purchase price of $.50 per share and to provide the Company a two year, 11%, $1,160,000 loan. In return, the Company agreed to pay a financing fee of $500,000 to Trivest. To date, Trivest has purchased 5,657,544 common shares for $2,816,600 and $1,600,000 of Perferred Stock - Series D.

Trivest has requested to increase the total proposed funding to $8,400,000 of equity with the balance of $4,000,000 funded by a thired party, East/West Communications Group Ltd. The final form of the financing will be considered by Board of Directors no later than December 7, 1995 and is maybe subject to FCC approval.

The Company has not made any other arrangements for sources of external financing, such as bank lines of credit. The Company has commitments for capital expenditures of approximately $375,000.

Pursuant to employment agreements, certain of the executive officers and other key employees of the Company are entitled to minimum base compensation aggregating approximately $1,650,000 on an annualized basis. The Company's leases provide for minimum annual payments of approximately $690,000.

At December 31, 1994, the Company had outstanding 60 shares of Series B Stock which were entitled to an aggregate annual dividend of $48,000. Subsequent to December 31, 1994, the 60 shares of Series B Stock (including accumulated dividends thereon) were converted into an aggregate of 768,881 shares of Common Stock.

For the quarter ended September 30, 1995 the Company used $549,694 of cash in its operations. The Company's investments in broadcast assets, Greenwich Theater, building and equipment, and other assets amounted to $2,004,395 for the quarter. The buy out of the Soundview minority shareholders holdings, including Company common shares amounted to $1,380,000. Payments on notes and long term debt were $13,395. All of the above was financed with $589,101 of net proceeds from the sale of common shares, $1,600,000 of proceeds from sale of Preferred Stock - Series D, $495,622 from additional third party investment in Greenwich and additional borrowing of $876,380 ($573,000 is short term notes).

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

                          PART II -- OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Insight Entertainment Corporation was held on September 19, 1995.

The following persons were elected as Directors of the Company:



          Name                   Votes For        Abstain           Against
          ----                   ---------        -------           -------
         Carleton Burtt          6,718,710        43,069            0
         William Eberle          6,718,710        43,069            0
         Coy Eklund              6,718,710        43,069            0
         Floyd Kephart           6,718,710        43,069            0
         Leeda Marting           6,718,710        43,069            0
         Frank Woods             6,718,710        43,069            0

There were no other nominees for Director. Mesrs. Eberle, Eklund, Kephart and Woods were reelected as Directors.

The shareholders approved the change in the name of the corporation from Ventura Entertainment Group Ltd. to Insight Entertainment Corporation and approved the appointment of BDO Seidman LLP as independent auditors for the Company's year ended December 31, 1995. The votes were as follows:



                                 Votes For        Abstain           Against
                                 ---------        -------           -------
         Name change             6,710,150        24,942            26,687
         BDO Seidman LLP         6,707,710        30,738            23,093


                          PART II -- OTHER INFORMATION


ITEM 5.  Other Information

                          PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits


         None

         b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INSIGHT ENTERTAINMENT CORPORATION


                                 s/b Floyd Kephart
                                 --------------------------------------
                                 Floyd W. Kephart
                                 Chairman of the Board & Chief Executive Officer


                                 s/b David Ward
                                 --------------------------------------
                                 David H. Ward
                                 Chief Financial Officer

Date:  November 14, 1995